Form 10-Q
period 1995-06-30
AMERICAN INCOME 7 LTD PARTNERSHIP
filed 1995-08-14
CIK 780398

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-Q


(Mark One)

[XX]    QUARTERLY  REPORT  PURSUANT TO  SECTION  13  OR  15(d)  OF  THE
        SECURITIES EXCHANGE
        ACT OF 1934

For the quarterly period ended June 30, 1995


                                 OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR  15(d)  OF  THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to





For Quarter Ended June 30, 1995            Commission File No. 0-15623

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


(Former name, former address and former fiscalyear, if changed since last report.)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

           APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
              PROCEEDINGS DURING THE PRECEDING FIVE YEARS

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





               AMERICAN INCOME 7 LIMITED PARTNERSHIP

                             FORM 10-Q


                               INDEX



                                                                     Page


PART I.  FINANCIAL INFORMATION:

 Item 1.  Financial Statements
           Statement of Financial Position at
           June 30, 1995 and December 31, 1994                           3

          Statement of Operations
           for the three and six months ended June 30, 1995 and 1994     4

          Statement of Cash Flows
           for the six months ended June 30, 1995 and 1994               5

          Notes to the Financial Statements                            6-8


 Item 2.  Management's Discussion and Analysis of

          Financial Condition and Results of Operations               9-12


PART II.  OTHER INFORMATION:

          Items 1 - 6                                                   13













[CAPTION]

               AMERICAN INCOME 7 LIMITED PARTNERSHIP

                  STATEMENT OF FINANCIAL POSITION
                June 30, 1995 and December 31, 1994

                            (Unaudited)

                                             June 30,      December 31,
                                               1995           1994
ASSETS

Cash and cash equivalents                 $    760,273    $    992,497

Rents receivable, net of allowance
 doubtful accounts of $10,000                   15,244          16,128

Accounts receivable - affiliate                 90,678          92,548

Equipment at cost, net of accumulated
 depreciation of $10,258,271 and
 $10,404,626 at June 30, 1995 and
 December 31, 1994, respectively             4,171,548       4,636,004

   Total assets                           $  5,037,743    $  5,737,177



LIABILITIES AND PARTNERS' CAPITAL

Notes payable                             $    626,468    $    850,256
Accrued interest                                 1,280           2,107
Accrued liabilities                             15,000          15,500
Accrued liabilities - affiliate                    998           4,526
Deferred rental income                         159,097         158,564
Cash distributions payable to partners         360,637         360,637

   Total liabilities                         1,163,480       1,391,590

Partners' capital (deficit):
 General Partner                              (117,940)       (113,227)
 Limited Partnership Interests
 (71,406 Units; initial purchase
 price of $250 each)                         3,992,203       4,458,814

   Total partners' capital                   3,874,263       4,345,587

   Total liabilities and partners' capital $ 5,037,743     $ 5,737,177







[CAPTION]


               AMERICAN INCOME 7 LIMITED PARTNERSHIP

                      STATEMENT OF OPERATIONS
     for the three and six months ended June 30, 1995 and 1994

                            (Unaudited)

                                   Three Months            Six Months
                                  Ended June 30,          Ended June 30,
                               1995         1994       1995         1994

Income:

 Lease revenue             $  401,539   $  652,858   $  800,083  $1,127,812

 Interest income               10,423       11,316       22,015      19,085

 Gain on sale of equipment      4,720       42,763       11,020      42,763

  Total income                416,682      706,937      833,118   1,189,660

Expenses:

 Depreciation                 232,228      240,707      464,456     483,491

 Interest expense              17,480       33,487       35,728      68,099

 Equipment management
  fees - affiliate             20,077       32,643       40,004      56,391

 Operating expenses
  - affiliate                  18,533       15,253       42,980      32,651

  Total expenses              288,318      322,090      583,168     640,632


Net income                 $  128,364   $  384,847   $  249,950  $  549,028


Net income
 per limited partnership
 unit                      $     1.78   $     5.34   $     3.47  $     7.61

Cash distributions declared
 per limited partnership
 unit                      $     5.00   $     3.12   $    10.00  $     6.25





[CAPTION]



               AMERICAN INCOME 7 LIMITED PARTNERSHIP

                      STATEMENT OF CASH FLOWS
          for the six months ended June 30, 1995 and 1994

                            (Unaudited)

                                                     1995          1994
Cash flows from (used in) operating
activities:
Net income                                      $   249,950     $   549,028

Adjustments to reconcile net income to
 net cash from operating activities:
   Depreciation                                     464,456         483,491
   Gain on sale of equipment                        (11,020)        (42,763)
   Decrease in allowance for doubtful accounts           --         (16,000)

Changes in assets and liabilities
 Decrease (increase) in:
   rents receivable                                     884          63,895
   accounts receivable - affiliate                    1,870        (424,429)
 Increase (decrease) in:
   accrued interest                                    (827)        (32,861)
   accrued liabilities                                 (500)         20,327
   accrued liabilities - affiliate                   (3,528)          5,167
   deferred rental income                               533         103,850

     Net cash from operating activities             701,818         709,705

Cash flows from investing activities:
 Proceeds from equipment sales                       11,020         304,390

     Net cash from investing activities              11,020         304,390

Cash flows used in financing activities:
 Principal payments - notes payable                (223,788)       (429,041)
 Distributions paid                                (721,274)       (450,795)

     Net cash used in financing activities         (945,062)       (879,836)

Net increase (decrease) in cash and cash
equivalents                                        (232,224)        134,259

Cash and cash equivalents at beginning of period    992,497       1,027,756

Cash and cash equivalents at end of period       $  760,273      $1,162,015

Supplemental disclosure of cash flow information:
   Cash paid during the period for interest      $   36,555      $  100,960




               AMERICAN INCOME 7 LIMITED PARTNERSHIP
                 Notes to the Financial Statements

                           June 30, 1995
                            (Unaudited)


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

     In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at June 30, 1995 and December 31, 1994 and results of operations for the three and six month periods ended June 30, 1995 and 1994 have been made and are reflected.


NOTE 2 - CASH

     At June 30, 1995, the Partnership had $750,000 invested in reverse repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities.


NOTE 3 - REVENUE RECOGNITION

     Rents are payable to the Partnership monthly, quarterly or semi-annually and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. Future minimum rents of $1,709,010 are due as follows:


   For the year ending June 30, 1996     $  1,504,807
                                1997          191,839
                                1998           12,364

                               Total     $  1,709,010





               AMERICAN INCOME 7 LIMITED PARTNERSHIP
                 Notes to the Financial Statements

                            (Continued)

[CAPTION]
NOTE 4 - EQUIPMENT

     The following is a summary of equipment owned by the Partnership at June 30, 1995. In the opinion of American Finance Group ("AFG"), the carrying value of the equipment does not exceed its fair market value.

                                 Lease Term        Equipment
Equipment Type                    (Months)          at Cost

Aircraft                             36-60        $  8,179,070
Flight simulators                       60           4,290,414
Retail store fixtures                 1-60             809,857
Manufacturing                        36-60             598,850
Motor vehicles                       12-72             312,696
Communications                          36              83,873
Tractors and heavy duty trucks        2-60              63,401
Computer and peripherals             12-60              54,612
Materials handling                    2-60              27,443
Medical                              10-60               9,603

                      Total equipment cost          14,429,819

                  Accumulated depreciation         (10,258,271)

Equipment, net of accumulated depreciation        $  4,171,548

     At June 30, 1995, the Partnership's equipment portfolio included equipment having a proportionate original cost of $13,590,221, representing approximately 94% of total equipment cost.

     The summary above includes fully depreciated equipment held for re-lease or sale with a cost of approximately $32,000 at June 30, 1995.


NOTE 5 - RELATED PARTY TRANSACTIONS

    All operating expenses incurred by the Partnership are paid by AFG on behalf of the Partnership and AFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during each of the six month periods ended June 30, 1995 and 1994, which were paid or accrued by the Partnership to AFG or its Affiliates, are as follows:

                                    1995             1994

Equipment management fees       $    40,004      $    56,391
Administrative charges                7,878            6,000
Reimbursable operating
 expenses due to third parties       35,102           26,651

                         Total  $    82,984      $    89,042




               AMERICAN INCOME 7 LIMITED PARTNERSHIP
                 Notes to the Financial Statements

                            (Continued)


     All rents and proceeds from the sale of equipment are paid directly to either AFG or to a lender. AFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At June 30, 1995, the Partnership was owed $90,678 by AFG for such funds and the interest thereon. These funds were remitted to the Partnership in July 1995.


NOTE 6 - NOTES PAYABLE

     Notes payable at June 30, 1995 consisted of installment notes of $626,468 payable to banks and institutional lenders. All the installment notes are non-recourse, with interest rates ranging between 6.25% and 6.35%, except one note which bears a fluctuating interest rate equal to the prime rate of interest plus 1% (10% at June 30, 1995). The installment notes are collateralized by the equipment and assignment of the related lease payments and certain remarketing proceeds. Generally, the installment notes will be fully amortized by noncancellable rents. All notes mature during the year ending June 30, 1996.










               AMERICAN INCOME 7 LIMITED PARTNERSHIP

                             FORM 10-Q

                  PART I.  FINANCIAL INFORMATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Three and six months ended June 30, 1995 compared to the three and six months ended June 30, 1994:

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


Results of Operations

     For the three and six months ended June 30, 1995 the Partnership recognized lease revenue of $401,539 and $800,083, respectively, compared to $652,858 and $1,127,812 for the same periods in 1994. The decrease in lease revenue between 1994 and 1995 was expected and resulted principally from renewal lease term expirations and the sale of equipment.

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

     At June 30,1994, the General Partner reviewed the aggregate amount reserved against potentially uncollectable rents and determined a reserve of $10,000 would be appropriate. Accordingly, the Partnership reduced its reserve and increased lease revenue in the amount of $16,000. It cannot be determined whether the Partnership will recover any past due rents in the future; however, the General Partner will pursue the collection of all such items.

     Interest income for the three and six months ended June 30, 1995 was $10,423 and $22,015, respectively, compared to $11,316 and $19,085 for the same periods in 1994. Interest income is generated from the temporary investment of rental receipts and equipment sale proceeds in short-term instruments. The increase in interest income during the six months ended June 30, 1994 compared to the same period in 1995 was primarily attributable to an increase in interest rates. The amount of future interest income is expected to fluctuate in relation to prevailing interest rates and the collection of lease revenue and equipment sales proceeds.




               AMERICAN INCOME 7 LIMITED PARTNERSHIP

                             FORM 10-Q

                  PART I.  FINANCIAL INFORMATION


     For the three and six months ended June 30, 1995, the Partnership sold fully depreciated equipment which resulted in net gains, for financial statement purposes, of $4,720 and $11,020, respectively. For the three and six months ended June 30, 1994, the Partnership sold equipment having a net book value of
$261,627  to  existing  lessees and third  parties.   These  sales
resulted in a net gain, for financial statement purposes, of $42,763.

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

     Depreciation expense was $232,228 and $464,456 for the three and six months ended June 30, 1995, respectively, compared to $240,707 and $483,491 for the same periods in 1994. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Partnership depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Partnership continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

     Interest expense was $17,480 and $35,728 or 4.4% and 4.5% of lease revenue for the three and six months ended June 30, 1995, respectively, compared to $33,487 and $68,099 or 5.1% and 6% of lease revenue for the same periods in 1994. Interest expense in future periods will continue to decline in amount and as a percentage of lease revenue as the principal balance of notes payable is reduced through the application of rent receipts to outstanding debt.

      Management fees were 5% of lease revenue during each of the periods ended June 30, 1995 and 1994 and will not change as a percentage of lease revenue in future periods.

     Operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. In certain cases, equipment storage or repairs and maintenance costs may be incurred in connection with equipment being remarketed. Collectively, operating expenses represented approximately 4.6% and 5.4% of lease revenue for the three and six months ended June 30, 1995, respectively, compared to 2.3% and 2.9% of lease revenue for the same periods in 1994. The increase in operating expenses from 1994 to 1995 was due principally to an


               AMERICAN INCOME 7 LIMITED PARTNERSHIP

                             FORM 10-Q

                  PART I.  FINANCIAL INFORMATION


increase in professional service costs. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a partnership. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.


Liquidity and Capital Resources and Discussion of Cash Flows

     The Partnership by its nature is a limited life entity which was established for specific purposes described in the preceding "Overview". As an equipment leasing program, the Partnership's principal operating activities derive from asset rental transactions. Accordingly, the Partnership's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash inflows of $701,818 and $709,705 for the six months ended June 30, 1995 and 1994, respectively. Future renewal, re-lease and equipment sale activities will cause a gradual decline in the Partnership's lease revenue and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will decline as the Partnership experiences a higher frequency of remarketing events.

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

     Cash realized from asset disposal transactions is reported under investing activities on the accompanying Statement of Cash Flows. During the six months ended June 30, 1995, the Partnership realized $11,020 in equipment sale proceeds compared to $304,390 for the same period in 1994. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

     The Partnership obtained long-term financing in connection with certain equipment leases. The repayments of principal related to such indebtedness are reported as a component of financing activities. Each note payable is recourse only to the specific equipment financed and to the minimum rental payments contracted to be received during the debt amortization period (which period generally coincides with the lease rental term). As rental payments are collected, a portion or all of the rental payment is used to repay the associated indebtedness. In the three months ended September 30, 1995, the amount of cash used to repay debt obligations will increase due to the final principal installment associated with the Partnership's indebtedness in connection with certain aircraft. Subsequent principal payments will decline as the balance of notes payable is reduced through the collection and application of rents.

     Cash distributions to the General and Limited Partners are declared and generally paid within fifteen days following the end of each calendar quarter. The payment of such distributions is presented as a component of financing activities. For the period ended June 30, 1995, the Partnership declared total cash distributions of Distributable Cash From Operations and Distributable Cash From Sales and Refinancings of $721,274. In accordance with the Amended and Restated Agreement and Certificate of Limited Partnership, the Limited Partners were allocated 99% of these distributions, or $714,061, and the General Partner was allocated 1%, or $7,213. The second quarter 1995 cash distribution was paid on July 14, 1995.




               AMERICAN INCOME 7 LIMITED PARTNERSHIP

                             FORM 10-Q

                  PART I.  FINANCIAL INFORMATION


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


                 Date:   August 11, 1995