Form 10-Q
period 1995-09-30
AMERICAN INCOME 7 LTD PARTNERSHIP
filed 1995-11-15
CIK 780398



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



(Mark One)

[ X X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

For the quarterly period ended      September 30,
1995

                                       OR

[       ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

For                   the                   transition                   period                   from                   to





For Quarter Ended September 30, 1995                                                           Commission File No. 0-15623


                                                         American           Income           7           Limited
----------------------------------------------------------------------------------------------------------------
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

     Indicate by check mark whether the  registrant  has filed all documents and reports  required  to be filed by  Sections  12, 13, or 15(d) of the  Securities
Exchange Act of 1934 subsequent to the  distribution of securities  under a plan confirmed by a court during the preceding 12 months (or for such shorter  period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         Yes         No



                      AMERICAN INCOME 7 LIMITED PARTNERSHIP

                                    FORM 10-Q

                                      INDEX



                                                                                                              Page

PART I.  FINANCIAL INFORMATION:

     Item 1.  Financial Statements

         Statement of Financial Position
              at September 30, 1995 and December 31, 1994                                                         3

         Statement of Operations
              for the three and nine months ended September 30, 1995 and 1994                                     4

         Statement of Cash Flows
              for the nine months ended September 30, 1995 and 1994                                               5

         Notes to the Financial Statements                                                                      6-8


     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                                              9-12


PART II.  OTHER INFORMATION:

     Items 1 - 6                                                                                                 13






                                    The accompanying notes are an integral part

                                           of these financial statements.

                                                         5
                      AMERICAN INCOME 7 LIMITED PARTNERSHIP

                         STATEMENT OF FINANCIAL POSITION
                    September 30, 1995 and December 31, 1994

                                   (Unaudited)



                                                                                     September 30,         December 31,
                                                                                            1995                  1994
ASSETS

Cash and cash equivalents                                                            $        184,416      $        992,497

Rents receivable, net of allowance
     for doubtful accounts of $10,000                                                           9,709                16,128

Accounts receivable - affiliate                                                                93,135                92,548

Equipment at cost, net of accumulated depreciation of
     $9,671,087 and $10,404,626 at September 30, 1995
     and December 31, 1994, respectively                                                    3,939,320             4,636,004
                                                                                     ----------------      ----------------

         Total assets                                                                $    4,226,580        $    5,737,177
                                                                                     ==============        ==============


LIABILITIES AND PARTNERS' CAPITAL

Notes payable                                                                        $         74,285      $        850,256
Accrued interest                                                                                  292                 2,107
Accrued liabilities                                                                            13,750                15,500
Accrued liabilities - affiliate                                                                 1,279                 4,526
Deferred rental income                                                                         78,105               158,564
Cash distributions payable to partners                                                        135,239               360,637
                                                                                     ----------------      ----------------

         Total liabilities                                                                    302,950             1,391,590
                                                                                     ----------------      ----------------

Partners' capital (deficit):
     General Partner                                                                         (117,446)             (113,227)
     Limited Partnership Interests
     (71,406 Units; initial purchase price of $250 each)                                    4,041,076             4,458,814
                                                                                     ----------------      ----------------

         Total partners' capital                                                            3,923,630             4,345,587
                                                                                     ----------------      ----------------

         Total liabilities and partners' capital                                     $    4,226,580        $    5,737,177
                                                                                     ==============        ==============



                      AMERICAN INCOME 7 LIMITED PARTNERSHIP

                             STATEMENT OF OPERATIONS
         for the three and nine months ended September 30, 1995 and 1994

                                   (Unaudited)



                                                          Three Months                                Nine Months
                                                      Ended September 30,                         Ended September 30,
                                                    1995                  1994                   1995                  1994
                                              ----------------      ----------------      -----------------     -----------
Income:
     Lease revenue                            $       395,689       $       440,483       $     1,195,772       $     1,568,295

     Interest income                                    7,010                14,783                29,025                33,868

     Gain on sale of equipment                         54,535                15,100                65,555                57,863
                                              ---------------       ---------------       ---------------       ---------------

         Total income                                 457,234               470,366             1,290,352             1,660,026
                                              ---------------       ---------------       ---------------       ---------------


Expenses:

     Depreciation                                     232,228               232,555               696,684               716,046

     Interest expense                                   9,991                29,788                45,719                97,887

     Equipment management fees
     - affiliate                                       19,784                22,024                59,789                78,415

     Operating expenses - affiliate                    10,624                16,841                53,604                49,492
                                              ---------------       ---------------       ---------------       ---------------

         Total expenses                               272,627               301,208               855,796               941,840
                                              ---------------       ---------------       ---------------       ---------------


Net income                                    $      184,607        $      169,158        $      434,556        $       718,186
                                              ==============        ==============        ==============        ===============


Net income
     per limited partnership unit             $            2.56     $            2.35     $            6.02     $             9.96
                                              =================     =================     =================     ==================

Cash distributions declared
     per limited partnership unit             $            1.88     $            5.00     $          11.88      $           11.25
                                              =================     =================     ================      =================






                      AMERICAN INCOME 7 LIMITED PARTNERSHIP

                             STATEMENT OF CASH FLOWS
              for the nine months ended September 30, 1995 and 1994

                                   (Unaudited)



                                                                                             1995                  1994
                                                                                      ------------------    -----------
Cash flows from (used in) operating activities:
Net income                                                                            $       434,556       $       718,186

Adjustments to reconcile net income to net cash from operating activities:
         Depreciation                                                                         696,684               716,046
         Gain on sale of equipment                                                            (65,555)              (57,863)
         Decrease in allowance for doubtful accounts                                               --               (16,000)

Changes in assets and liabilities Decrease (increase) in:
         rents receivable                                                                       6,419                53,249
         accounts receivable - affiliate                                                         (587)               93,699
     Increase (decrease) in:
         accrued interest                                                                      (1,815)              (26,692)
         accrued liabilities                                                                   (1,750)               12,128
         accrued liabilities - affiliate                                                       (3,247)                4,577
         deferred rental income                                                               (80,459)                9,867
                                                                                      ---------------       ---------------

              Net cash from operating activities                                              984,246             1,507,197
                                                                                      ---------------       ---------------

Cash flows from (used in) investing activities:
     Purchase of equipment                                                                         --                (1,818)
     Proceeds from equipment sales                                                             65,555               319,490
                                                                                      ---------------       ---------------

              Net cash from investing activities                                               65,555               317,672
                                                                                      ---------------       ---------------

Cash flows used in financing activities:
     Principal payments - notes payable                                                      (775,971)             (994,909)
     Distributions paid                                                                    (1,081,911)             (676,191)
                                                                                      ----------------      ---------------

              Net cash used in financing activities                                        (1,857,882)           (1,671,100)
                                                                                      ----------------      ---------------

Net increase (decrease) in cash and cash equivalents                                         (808,081)              153,769

Cash and cash equivalents at beginning of period                                              992,497             1,027,756
                                                                                      ---------------       ---------------

Cash and cash equivalents at end of period                                            $      184,416        $   1,181,525
                                                                                      ==============        =============


Supplemental disclosure of cash flow information:
     Cash paid during the period for interest                                         $        47,534       $      124,579
                                                                                      ===============       ==============

                                                         8
                      AMERICAN INCOME 7 LIMITED PARTNERSHIP

                        Notes to the Financial Statements
                               September 30, 1995

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

     In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at September 30, 1995 and December 31, 1994 and results of operations for the three and nine month periods ended September 30, 1995 and 1994 have been made and are reflected.


NOTE 2 - CASH

     The Partnership invests excess cash with large institutional banks in reverse repurchase agreements with overnight maturities. The reverse repurchase agreements are secured by U.S. Treasury Bills or interests in U.S. Government securities.


NOTE 3 - REVENUE RECOGNITION

     Rents are payable to the Partnership monthly, quarterly or semi-annually and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. Future minimum rents of $1,473,076 are due as follows:


     For the year ending September 30,       1996          $  1,402,256
                                             1997                57,233
                                             1998                13,587
                                                        ---------------

                                            Total          $  1,473,076
                                                           ============

                      AMERICAN INCOME 7 LIMITED PARTNERSHIP

                        Notes to the Financial Statements

                                   (Continued)



NOTE 4 - EQUIPMENT

     The following is a summary of equipment owned by the Partnership at September 30, 1995. In the opinion of American Finance Group ("AFG"), the carrying value of the equipment does not exceed its fair market value.

                                                             Lease Term                       Equipment
            Equipment Type                                      (Months)                       at Cost

Aircraft                                                          36-60                       $  8,179,070
Flight simulators                                                    60                          4,290,414
Manufacturing                                                     36-60                            598,898
Motor vehicles                                                    12-72                            312,696
Communications                                                       36                             83,873
Tractors and heavy duty trucks                                     2-60                             63,401
Computer and peripherals                                          12-60                             54,612
Materials handling                                                 2-60                             27,443
                                                                                           ---------------

                                                   Total equipment cost                         13,610,407

                                               Accumulated depreciation                         (9,671,087)

                             Equipment, net of accumulated depreciation                       $  3,939,320
                                                                                              ============


     At September 30, 1995, the Partnership's equipment portfolio included equipment having a proportionate original cost of $12,780,412, representing approximately 94% of total equipment cost.

     The summary above includes fully depreciated equipment held for re-lease or sale with a cost of approximately $32,000 at September 30, 1995.


NOTE 5 - RELATED PARTY TRANSACTIONS

     All operating expenses incurred by the Partnership are paid by AFG on behalf of the Partnership and AFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during each of the nine month periods ended September 30, 1995 and 1994, which were paid or accrued by the Partnership to AFG or its Affiliates, are as follows:

                                                             1995                  1994
                                                       ----------------       ---------


     Equipment management fees                           $       59,789         $      78,415
     Administrative charges                                      11,817                 9,000
     Reimbursable operating expenses
         due to third parties                                    41,787                40,492
                                                        ---------------        --------------

                                     Total                $     113,393          $    127,907
                                                          =============          ============


                      AMERICAN INCOME 7 LIMITED PARTNERSHIP

                        Notes to the Financial Statements

                                   (Continued)



     All rents and proceeds from the sale of equipment are paid directly to either AFG or to a lender. AFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At September 30, 1995, the Partnership was owed $93,135 by AFG for such funds and the interest thereon. These funds were remitted to the Partnership in October 1995.

     On August 18, 1995, Atlantic Acquisition Limited Partnership ("AALP"), a newly formed Massachusetts limited partnership owned and controlled by certain principals of AFG, issued a voluntary Offer to Purchase for Cash (the "Offer") up to approximately 45% of the outstanding units of limited partner interest in this Partnership and 20 affiliated partnerships sponsored and managed by AFG. Coincident to the Offer, a Tender Offer Statement pursuant to Section 14(d)(1) of the Securities Exchange Act of 1934 (the "Exchange Act") was filed with the Securities and Exchange Commission. Also, on August 18, 1995, the General Partner filed a Solicitation/ Recommendation Statement (Schedule 14D-9) pursuant to Section 14(d)(4) of the Exchange Act. The Offer was amended and supplemented in order to provide additional disclosure to unitholders; increase the offer price; reduce the number of units sought to approximately 35% of the outstanding units; and extend the expiration date of the Offer to October 20, 1995. Certain legal actions were initiated by interested persons against AALP and each of the general partners (4 in total) of the 21 affected programs, and various other affiliates and related parties. One action, representing a class action on behalf of the unitholders (limited partners), sought to enjoin the Offer and obtain unspecified monetary damages. A settlement of this litigation was proposed and was preliminarily approved be the United States District Court for the District of Massachusetts on September 27, 1995. A final settlement hearing is scheduled on November 15, 1995. A second class action, brought in the Superior Court of the Commonwealth of Massachusetts, seeks to enjoin the Offer, obtain unspecified monetary damages, and intervene in the first class action. The plaintiffs have filed objections to the proposed settlement of the first action. At this date, these objections have not been acted upon by the Superior Court. As of the Offer expiration date, the limited partners of the Partnership had tendered approximately 7,179 Units or 10.05% of the total outstanding Units of the Partnership to AALP. Notwithstanding the foregoing, the operations of the Partnership are not expected to be adversely affected by the proceedings or proposed settlements.


NOTE 6 - NOTES PAYABLE

     Notes payable at September 30, 1995 consisted of one installment note of $74,285 payable to a bank. The installment note is non-recourse, with an interest rate of 6.35% and is collateralized by the equipment and assignment of the related lease payments. The installment note will be fully amortized by noncancellable rents during the year ending September 30, 1996.

                      AMERICAN INCOME 7 LIMITED PARTNERSHIP

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Three and nine months ended September 30, 1995 compared to the three and nine months ended September 30, 1994:

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


Results of Operations

     For the three and nine months ended September 30, 1995 the Partnership recognized lease revenue of $395,689 and $1,195,772, respectively, compared to $440,483 and $1,568,295 for the same periods in 1994. The decrease in lease revenue between 1994 and 1995 was expected and resulted principally from renewal lease term expirations and the sale of equipment.

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

                      AMERICAN INCOME 7 LIMITED PARTNERSHIP


                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION



                                                            13

     Interest income for the three and nine months ended September 30, 1995 was $7,010 and $29,025, respectively, compared to $14,783 and $33,868 for the same periods in 1994. Interest income is generated from the temporary investment of rental receipts and equipment sale proceeds in short-term instruments. The decrease in interest income from 1994 to 1995 was primarily attributable to a lower availability of cash used for investment prior to distribution to the partners. The amount of future interest income is expected to fluctuate in relation to prevailing interest rates and the collection of lease revenue and equipment sales proceeds.

     For the three months ended September 30, 1995 and 1994 the Partnership sold fully depreciated equipment which resulted in net gains, for financial statement purposes, of $54,535 and $15,100, respectively.
     For the nine months ended September 30, 1995, the Partnership sold fully depreciated equipment which resulted in a net gain, for financial statement purposes, of $65,555 compared to a net gain of $57,863 on equipment having a net book value of $261,627 for the same period in 1994.

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

     Depreciation expense was $232,228 and $696,684 for the three and nine months ended September 30, 1995, respectively, compared to $232,555 and $716,046 for the same periods in 1994. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Partnership depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Partnership continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

     Interest expense was $9,991 and $45,719 or 2.5% and 3.8% of lease revenue for the three and nine months ended September 30, 1995, respectively, compared to $29,788 and $97,887 or 6.8% and 6.2% of lease revenue for the same periods in 1994. Interest expense in future periods will continue to decline in amount and as a percentage of lease revenue as the principal balance of notes payable is reduced through the application of rent receipts to outstanding debt.

      Management fees were 5% of lease revenue during each of the periods ended September 30, 1995 and 1994 and will not change as a percentage of lease revenue in future periods.

     Operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. In certain cases, equipment storage or repairs and maintenance costs may be incurred in connection with equipment being remarketed. Collectively, operating expenses represented approximately 2.7% and 4.5% of lease revenue for the three and nine months ended September 30, 1995, respectively, compared to 3.8% and 3.2% of lease revenue for the same periods in 1994. The increase in operating expenses from 1994 to 1995 was due principally to an increase in professional service costs. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a partnership. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.



Liquidity and Capital Resources and Discussion of Cash Flows

     The Partnership by its nature is a limited life entity which was established for specific purposes described in the preceding "Overview". As an equipment leasing program, the Partnership's principal operating activities derive from asset rental transactions. Accordingly, the Partnership's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash inflows of $984,246 and $1,507,197 for the nine months ended September 30, 1995 and 1994, respectively. Future renewal, re-lease and equipment sale activities will cause a gradual decline in the Partnership's lease revenue and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will decline as the Partnership experiences a higher frequency of remarketing events.

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

     Cash expended for equipment acquisitions and cash realized from asset disposal transactions are reported under investing activities on the accompanying Statement of Cash Flows. In 1994, the Partnership capitalized $1,818 in connection with the upgrade of an L1011-100 aircraft. During the nine months ended September 30, 1995, the Partnership realized $65,555 in equipment sale proceeds compared to $319,490 for the same period in 1994. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

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

     Cash distributions to the General and Limited Partners are declared and generally paid within fifteen days following the end of each calendar quarter. The payment of such distributions is presented as a component of financing activities. For the period ended September 30, 1995, the Partnership declared total cash distributions of Distributable Cash From Operations and Distributable Cash From Sales and Refinancings of $856,513. In accordance with the Amended and Restated Agreement and Certificate of Limited Partnership, the Limited Partners were allocated 99% of these distributions, or $847,948, and the General Partner was allocated 1%, or $8,565. The third quarter 1995 cash distribution was paid on October 13, 1995.

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


                               Date:    November 13, 1995