Form 10-Q
period 1996-06-30
AMERICAN INCOME 7 LTD PARTNERSHIP
filed 1996-08-13
CIK 780398

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended      June 30, 1996
                              -------------------------------------------------

                                      OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from                       to
                              -----------------------  -----------------------

                              ------------------------


For Quarter Ended June 30, 1996                 Commission File No. 0-15623


                     American Income 7 Limited Partnership
- ------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


Massachusetts                                              04-2932747
- ----------------------------------                         -------------------
(State or other jurisdiction of                            (IRS Employer
incorporation or organization)                             Identification No.)


98 North Washington Street, Boston, MA                     02114
- ----------------------------------------                   --------------------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code     (617) 854-5800
                                                   -----------------------------



- --------------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report.)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes     X       No
                                             -----------    --------

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days. Yes       No
                                                     -------  -------

                     AMERICAN INCOME 7 LIMITED PARTNERSHIP

                                   FORM 10-Q


                                     INDEX


                                                                   Page
                                                                   ----

PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

    Statement of Financial Position
     at June 30, 1996 and December 31, 1995                         3

    Statement of Operations for the three and six
     months ended June 30, 1996 and 1995                            4


    Statement of Cash Flows for the six months
     ended June 30, 1996 and 1995                                   5

    Notes to the Financial Statements                             6-8

  Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations        9-12



PART II.  OTHER INFORMATION:

  Items 1 - 6                                                      13



                     AMERICAN INCOME 7 LIMITED PARTNERSHIP

                        STATEMENT OF FINANCIAL POSITION
                      June 30, 1996 and December 31, 1995

                                  (Unaudited)





                                           June 30,    December 31,
                                             1996          1995
                                          -----------  ------------

ASSETS
- -------

Cash and cash equivalents                  $  370,217    $  316,150
Rents receivable, net of allowance for
 doubtful accounts of $10,000 at
 December 31, 1995                              4,764        20,124

Accounts receivable - affiliate               164,081       194,735
Equipment at cost, net of accumulated
 depreciation of $10,471,372 and
 $9,931,106 at June 30, 1996 and
 December 31, 1995, respectively            3,124,778     3,679,301
                                           ----------    ----------

       Total assets                        $3,663,840    $4,210,310
                                           ==========    ==========

LIABILITIES AND PARTNERS' CAPITAL
- ---------------------------------

Notes payable                             $        --    $   65,165
Accrued interest                                   --           835
Accrued liabilities                            11,750        20,000
Accrued liabilities - affiliate                 5,995         1,715
Deferred rental income                        103,922       252,724
Cash distributions payable to partners         45,080       180,319
                                           ----------    ----------
       Total liabilities                      166,747       520,758
                                           ----------    ----------
Partners' capital (deficit):
 General Partner                           (121,712)     (119,787)
 Limited Partnership Interests
 (71,406 Units; initial purchase
 price of $250 each)                        3,618,805     3,809,339
                                           ----------    ----------
       Total partners' capital              3,497,093     3,689,552
                                           ----------    ----------
       Total liabilities and
         partners' capital                 $3,663,840    $4,210,310
                                           ==========    ==========



                  The accompanying notes are an integral part
                        of these financial statements.

                     AMERICAN INCOME 7 LIMITED PARTNERSHIP

                            STATEMENT OF OPERATIONS
           for the three and six months ended June 30, 1996 and 1995

                                  (Unaudited)







                                          Three Months             Six Months
                                         Ended June 30,          Ended June 30,
                                        1996        1995        1996        1995
                                     -----------  ---------  -----------  ---------
Income:
   Lease revenue                      $ 244,485    $401,539   $ 505,381    $800,083
   Interest income                        4,160      10,423       9,096      22,015
   Gain on sale of equipment                381       4,720         881      11,020
                                      ---------    --------   ---------    --------
     Total income                       249,026     416,682     515,358     833,118
                                      ---------    --------   ---------    --------

Expenses:
   Depreciation                         228,170     232,228     454,523     464,456
   Write-down of equipment              100,000          --     100,000          --
   Interest expense                          84      17,480         581      35,728
   Equipment management fees
   - affiliate                           12,224      20,077      25,269      40,004
   Operating expenses - affiliate        20,211      18,533      37,284      42,980
                                      ---------    --------   ---------    --------
     Total expenses                     360,689     288,318     617,657     583,168
                                      ---------    --------   ---------    --------

Net income (loss)                     $(111,663)   $128,364   $(102,299)   $249,950
                                      =========    ========   =========    ========

Net income (loss)
  per limited partnership unit           $(1.55)   $   1.78      $(1.42)   $   3.47
                                      =========   =========    ========   =========

Cash distributions declared
   per limited partnership unit           $0.63    $   5.00       $1.25    $  10.00
                                      =========    ========   =========    ========


                  The accompanying notes are an integral part
                        of these financial statements.

                     AMERICAN INCOME 7 LIMITED PARTNERSHIP

                            STATEMENT OF CASH FLOWS
                for the six months ended June 30, 1996 and 1995

                                  (Unaudited)





                                             1996         1995
                                          -----------  ----------
Cash flows from (used in) operating
 activities:
Net income (loss)                          $(102,299)  $ 249,950
Adjustments to reconcile net income
 (loss) to  net cash from operating
 activities:
    Depreciation                             454,523     464,456
    Write-down of equipment                  100,000          --
    Gain on sale of equipment                   (881)    (11,020)
    Decrease in allowance for
     doubtful accounts                       (10,000)         --

Changes in assets and liabilities
 Decrease in:
    rents receivable                          25,360         884
    accounts receivable - affiliate           30,654       1,870
 Increase (decrease) in:
    accrued interest                            (835)       (827)
    accrued liabilities                       (8,250)       (500)
    accrued liabilities - affiliate            4,280      (3,528)
    deferred rental income                  (148,802)        533
                                           ---------   ---------
     Net cash from operating
      activities                             343,750     701,818
                                           ---------   ---------
Cash flows from investing activities:
   Proceeds from equipment sales                 881      11,020
                                           ---------   ---------
   Net cash from investing activities            881      11,020
                                           ---------   ---------
Cash flows used in financing activities:
   Principal payments - notes payable        (65,165)   (223,788)
   Distributions paid                       (225,399)   (721,274)
                                           ---------   ---------
     Net cash used in financing
      activities                            (290,564)   (945,062)
                                           ---------   ---------
Net increase (decrease) in cash and
 cash equivalents                             54,067    (232,224)

Cash and cash equivalents at beginning
 of period                                   316,150     992,497
                                           ---------   ---------
Cash and cash equivalents at end of
 period                                    $ 370,217   $ 760,273
                                           =========   =========

Supplemental disclosure of cash flow
 information:
   Cash paid during the period for
    interest                               $   1,416   $  36,555
                                           =========   =========

                  The accompanying notes are an integral part
                        of these financial statements.

                     AMERICAN INCOME 7 LIMITED PARTNERSHIP

                       Notes to the Financial Statements
                                 June 30, 1996

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

  In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at June 30, 1996 and December 31, 1995 and results of operations for the three and six month periods ended June 30, 1996 and 1995 have been made and are reflected.


NOTE 2 - CASH
- -------------

  The Partnership invests excess cash with large institutional banks in reverse repurchase agreements with overnight maturities. The reverse repurchase agreements are secured by U.S. Treasury Bills or interests in U.S. Government securities.


NOTE 3 - REVENUE RECOGNITION
- ----------------------------

  Rents are payable to the Partnership monthly, quarterly or semi-annually and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. Future minimum rents of $3,355,452 are due as follows:


  For the year ending June 30, 1997     $  850,213
                               1998        823,072
                               1999        792,676
                               2000        792,676
                               2001         96,815
                                        ----------

                              Total     $3,355,452
                                        ==========


                     AMERICAN INCOME 7 LIMITED PARTNERSHIP
                       Notes to the Financial Statements

                                  (Continued)





NOTE 4 - EQUIPMENT
- ------------------

  The following is a summary of equipment owned by the Partnership at June 30, 1996. In the opinion of American Finance Group ("AFG"), the acquisition cost of the equipment did not exceed its fair market value.




                                                                  Lease Term          Equipment
Equipment Type                                                     (Months)            at Cost
- --------------                                                  --------------      -------------

Aircraft                                                                   36-60   $  8,179,070
Flight simulators                                                             60      4,290,414
Manufacturing                                                              24-60        598,850
Motor vehicles                                                             12-72        311,192
Communications                                                                36         83,873
Computer and peripherals                                                   12-60         54,612
Tractors and heavy duty trucks                                              2-60         50,696
Materials handling                                                          2-60         27,443
                                                                                   ------------

                                                            Total equipment cost     13,596,150

                                                        Accumulated depreciation    (10,471,372)
                                                                                   ------------

                                      Equipment, net of accumulated depreciation   $  3,124,778
                                                                                   ============


  At June 30, 1996, the Partnership's equipment portfolio included equipment having a proportionate original cost of $12,780,726, representing 94% of total equipment cost.

  The summary above includes fully depreciated equipment with a cost of approximately $40,000 which is not subject to an active lease agreement.

  During the quarter ended June 30, 1996, the Partnership recorded a write-down, representing an impairment in value, pertaining to its interest in a
Lockheed L-1011 aircraft.   This adjustment was precipitated by continuing
deterioration in the secondary market for wide-body aircraft of this type. Several air carriers have reduced their commitment to the L-1011 and, currently, a major domestic air carrier is expected to retire eleven L-1011 aircraft from its fleet. Further, it appears that future demand for this type of aircraft will be weak, consisting principally of air cargo carriers or operators of passenger charters. In consideration of such circumstances and in accordance with Financial Accounting Standards Board Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, the Partnership reduced the carrying value of its L-1011 aircraft interest to its estimated current fair market value. This resulted in a write-down of $100,000, representing $1.39 per limited partnership unit.


NOTE 5 - RELATED PARTY TRANSACTIONS
- -----------------------------------

  All operating expenses incurred by the Partnership are paid by AFG on behalf of the Partnership and AFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during each of the six month periods ended June 30, 1996 and 1995, which were paid or accrued by the Partnership to AFG or its Affiliates, are as follows:

                 AMERICAN INCOME 7 LIMITED PARTNERSHIP
                       Notes to the Financial Statements

                                  (Continued)


                                     1996      1995
                                   --------  --------

Equipment management fees           $25,269   $40,004
Administrative charges                7,878     7,878
Reimbursable operating expenses
 due to third parties                29,406    35,102
                                    -------   -------

     Total                          $62,553   $82,984
                                    =======   =======


  All rents and proceeds from the sale of equipment are paid directly to either AFG or to a lender. AFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At June 30, 1996, the Partnership was owed $164,081 by AFG for such funds and the interest thereon. These funds were remitted to the Partnership in July 1996.


NOTE 6- LEGAL PROCEEDINGS
- -------------------------

  On March 15, 1993, Herman's Sporting Goods, Inc., a lessee of the Partnership (the "Debtor"), filed for protection under Chapter 11 of the Bankruptcy Code in the United States District Court, Trenton, New Jersey (the "District Court"). Certain unpaid rents due to the Partnership were scheduled by the Debtor as unsecured claims. Upon order of the District Court, renewal rental schedules for all equipment leased to the Debtor by the Partnership were executed and are currently in effect. On August 23, 1994, the District Court confirmed the Debtor's First Modified Plan of Reorganization, as Amended and Modified. On April 26, 1996, the Debtor refiled for protection under Chapter 11 of the Bankruptcy Code in the District Court. Rents due to the Partnership pursuant to the renewal schedules due to expire on June 30, 1996 were scheduled by the Debtor as unsecured claims. At June 30, 1996, the Partnership was due $1,501 from the Debtor with respect to its 1993 and 1996 unsecured claims. The Partnership's equipment portfolio includes equipment on lease to the Debtor with an original cost of approximately $83,873, which is expected to be purchased by the Debtor, and is fully depreciated for financial reporting purposes. This equipment represents less than 1% of the Partnership's aggregate equipment portfolio at June 30, 1996. These bankruptcies did not have a material adverse effect on the financial position of the Partnership.

                     AMERICAN INCOME 7 LIMITED PARTNERSHIP

                                   FORM 10-Q

                         PART I.  FINANCIAL INFORMATION




Item 2.  Management's Discussion and Analysis of Financial Condition and Results
- --------------------------------------------------------------------------------
of Operations.
- --------------

Three and six months ended June 30, 1996 compared to the three and six months
- -----------------------------------------------------------------------------
ended June 30, 1995:
- --------------------

Overview
- --------

  The Partnership was organized in 1986 as a direct-participation equipment leasing program to acquire a diversified portfolio of capital equipment subject to lease agreements with third parties. The Partnership's stated investment objectives and policies contemplated that the Partnership would wind-up its operations within approximately seven years of its inception. Accordingly, the General Partner is pursuing the remarketing of all of the Partnership's remaining equipment and has engaged an investment adviser to solicit interested third-party buyers. This effort is being undertaken in conjunction with certain other affiliated partnerships and, if successful, would result in the sale of each affected partnership's assets to a selected buyer. The General Partner believes this approach will (i) maximize the disposition prices of each partnership's assets and (ii) prevent the incidence of future expenses to operate a publicly-registered limited partnership with a declining asset base. The General Partner is evaluating expressions of interest submitted by the investment adviser from a number of potential buyers, but is under no obligation to accept any proposal. If successful, the General Partner anticipates that it would wind-up the operations of the Partnership and make a liquidating distribution to the Partners, net of any cash reserves which the General Partner may consider appropriate, on or before December 31, 1996.


Results of Operations
- ---------------------

  For the three and six months ended June 30, 1996 the Partnership recognized lease revenue of $244,485 and $505,381, respectively, compared to $401,539 and $800,083 for the same periods in 1995. The decrease in lease revenue between 1996 and 1995 was expected and resulted principally from renewal lease term expirations and the sale of equipment. The Partnership also earns interest income from temporary investments of rental receipts and equipment sales proceeds in short-term instruments.

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

  For the three and six months ended June 30, 1996, the Partnership sold fully depreciated equipment which resulted in net gains, for financial statement purposes, of $381 and $881, respectively. For the three and six months ended June 30, 1995, the Partnership sold fully depreciated equipment which resulted in net gains, for financial statement purposes, of $4,720 and $11,020, respectively.

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

                     AMERICAN INCOME 7 LIMITED PARTNERSHIP

                                   FORM 10-Q

                         PART I.  FINANCIAL INFORMATION


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

  Depreciation expense was $228,170 and $454,523 for the three and six months ended June 30, 1996, respectively, compared to $232,228 and $464,456 for the same periods in 1995. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Partnership depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Partnership continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

  During the quarter ended June 30, 1996, the Partnership recorded a write-down, representing an impairment in value, pertaining to its interest in a Lockheed L-1011 aircraft. This adjustment was precipitated by continuing deterioration in the secondary market for wide-body aircraft of this type. Several air carriers have reduced their commitment to the L-1011 and, currently, a major domestic air carrier is expected to retire eleven L-1011 aircraft from its fleet. Further, it appears that future demand for this type of aircraft will be weak, consisting principally of air cargo carriers or operators of passenger charters. In consideration of such circumstances and in accordance with Financial Accounting Standards Board Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, the Partnership reduced the carrying value of its L-1011 aircraft interest to its estimated current fair market value. This resulted in a write-down of $100,000, representing $1.39 per limited partnership unit.

  Interest expense was $84 and $581 or less than 1% of lease revenue for each of the three and six months ended June 30, 1996, respectively, compared to $17,480 and $35,728 or 4.4% and 4.5% of lease revenue for the same periods in 1995. Interest expense is not expected to be incurred in future periods due to the retirement of all of the Partnership's debt obligations.

   Management fees were 5% of lease revenue during each of the periods ended June 30, 1996 and 1995 and will not change as a percentage of lease revenue in future periods.

  Operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. In certain cases, equipment storage or repairs and maintenance costs may be incurred in connection with equipment being remarketed. Collectively, operating expenses represented approximately 8.3% and 7.4% of lease revenue for the three and six months ended June 30, 1996, respectively, compared to 4.6% and 5.4% of lease revenue for the same periods in 1995. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a partnership. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.

                     AMERICAN INCOME 7 LIMITED PARTNERSHIP

                                   FORM 10-Q

                         PART I.  FINANCIAL INFORMATION

Liquidity and Capital Resources and Discussion of Cash Flows
- ------------------------------------------------------------

  The Partnership by its nature is a limited life entity which was established for specific purposes described in the preceding "Overview". As an equipment leasing program, the Partnership's principal operating activities derive from asset rental transactions. Accordingly, the Partnership's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash inflows of $343,750 and $701,818 for the six months ended June 30, 1996 and 1995, respectively. Future renewal, re-lease and equipment sale activities will cause a gradual decline in the Partnership's lease revenue and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will decline as the Partnership experiences a higher frequency of remarketing events.

  The Partnership's lease agreement in connection with its 21.37% ownership interest in a SAAB SF340A aircraft expired in June 1996. The Partnership's proportionate interest in the aircraft had a cost and net book value of $1,676,561 and $523,483, respectively, at June 30, 1996. The lessee has agreed to release the aircraft on a month to month basis at a base rent to the Partnership of $8,014 per month. This agreement may be terminated by either party by giving sixty days notice of the termination. The General Partner is actively pursuing the further remarketing of this aircraft.

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

  Cash realized from asset disposal transactions is reported under investing activities on the accompanying Statement of Cash Flows. During the six months ended June 30, 1996, the Partnership realized $881 in equipment sale proceeds compared to $11,020 for the same period in 1995. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

  The Partnership obtained long-term financing in connection with certain equipment leases. The repayments of principal related to such indebtedness are reported as a component of financing activities. All of the Partnership's outstanding debt obligations have been retired.

  Cash distributions to the General and Limited Partners are declared and generally paid within fifteen days following the end of each calendar quarter. The payment of such distributions is presented as a component of financing activities. For the six months ended June 30, 1996, the Partnership declared total cash distributions of Distributable Cash From Operations and Distributable Cash From Sales and Refinancings of $90,160. In accordance with the Amended and Restated Agreement and Certificate of Limited Partnership, the Limited Partners were allocated 99% of these distributions, or $89,258, and the General Partner was allocated 1%, or $902. The second quarter 1996 cash distribution was paid on July 15, 1996.

  Cash distributions paid to the Limited Partners consist of both a return of and a return on capital. To the extent that cash distributions consist of Cash From Sales or Refinancings, substantially all of such cash distributions should be viewed as a return of capital. Cash distributions do not represent and are not

                     AMERICAN INCOME 7 LIMITED PARTNERSHIP

                                   FORM 10-Q

                         PART I.  FINANCIAL INFORMATION


indicative of yield on investment. Actual yield on investment cannot be determined with any certainty until conclusion of the Partnership and will be dependent upon the collection of all contracted rents, the generation of renewal and/or re-lease rents, and the residual value realized for each asset at its disposal date. Market conditions, technological changes, the ability of AFG to manage and remarket the assets, and many other events and circumstances, could enhance or detract from individual asset yields and the collective performance of the Partnership's equipment portfolio.

                     AMERICAN INCOME 7 LIMITED PARTNERSHIP

                                   FORM 10-Q

                          PART II.  OTHER INFORMATION



    Item 1.            Legal Proceedings
                       Response:

                       Refer to Note 6 herein and to Note 7 in
                       the 1995 Annual Report

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


                  By:  /s/  Michael J. Butterfield
                       ----------------------------------------------
                       Michael J. Butterfield
                       Treasurer of AFG Leasing Incorporated
                       (Duly Authorized Officer and
                       Principal Accounting Officer)


                  Date:   August 13, 1996
                         --------------------------------------------



                  By:  /s/  Gary M. Romano
                       ----------------------------------------------
                       Gary M. Romano
                       Clerk of AFG Leasing Incorporated
                       (Duly Authorized Officer and
                       Principal Financial Officer)


                  Date:   August 13, 1996
                         --------------------------------------------